Form 10-K
period 2023-12-31
DTE Electric Securitization Funding II LLC
filed 2024-03-20
CIK 1988880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-273931-01
Central Index Key Number of Issuing Entity: 0001988880
DTE Electric Securitization Funding II LLC

Commission File Number of Depositor and Sponsor: 1-2198
Central Index Key Number of Depositor and Sponsor: 0000028385
DTE Electric Company

Delaware	93-2580132
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
One Energy Plaza, Detroit, Michigan 48226-1279	313-235-4000
(Registrants address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer				☐
Accelerated filer				☐
Non-accelerated filer				☒
Smaller reporting company				☐
Emerging growth company				☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflects the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of the member's equity held by non-affiliates of the Registrant as of June 30, 2023:	None

PricewaterhouseCoopers LLP	238	Los Angeles, California
(Auditor Name)	(Firm ID)	(Auditor Location)
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business
•Item 1A. Risk Factors
•Item 1C. Cybersecurity
•Item 2. Properties
•Item 3. Legal Proceedings

Item 1B. Unresolved Staff Comments
None.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
•Item 6. [Reserved]
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk
•Item 8. Financial Statements and Supplementary Data
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
•Item 9A. Controls and Procedures

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of DTE Electric Securitization Funding II LLC as of December 31, 2023:

Name	Age	Present Position Held Since
David S. Ruud	57
President and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Executive Vice President and Chief Financial Officer of DTE Energy Company and DTE Electric Company		5/2020 to Present(1)
Christopher J. Allen	44
Treasurer and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Vice President and Treasurer of DTE Energy Company and DTE Electric Company		6//2021 to Present(1)
Timothy J. Lepczyk	41
Secretary and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Assistant Treasurer of DTE Energy Company and DTE Electric Company		8/2021 to Present(1)
Michelle A. Dreyer	52
Independent Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Managing Director, Global Restructuring and Independent Director of CSC Global		3/2022 to Present(2)
_______________________________________
(1)These executive officers have held various other positions at DTE Energy for five or more years.
(2)Has held various other positions within the CSC Independent Director department for more than five years.
DTE Electric Securitization Funding II LLC is a wholly-owned subsidiary of DTE Electric Company, which in turn is a wholly-owned subsidiary of DTE Energy Company.
Code of Ethics
As a wholly-owned indirect subsidiary of DTE Energy Company, DTE Electric Securitization Funding II LLC, together with its managers and executive officers, is subject to DTE Energy Company’s Officer Code of Business Conduct and Ethics and its general standard of conduct, the DTE Energy Way. These policies, together with any waivers or amendments to these policies, can be found on the DTE Energy Company website, www.dteenergy.com/ethics. There were no waivers or amendments during 2023.

Item 11. Executive Compensation
Other than the annual independent manager fee of $3,650 paid to Corporation Service Company, DTE Electric Securitization Funding II, LLC does not pay any compensation to its managers or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
None.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Manager Michelle A. Dreyer is an independent manager and an employee of Corporation Service Company.

Item 14. Principal Accountant Fees and Services
Omitted pursuant to General Instruction J of Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	Refer to exhibit listing below.

(c)	None.

Exhibit Number	Description

(i) Exhibits filed herewith:

31.1	Certification pursuant to Rule 13a-14(d)/15(d)-14(d)

33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for DTE Electric Company, Servicer

33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for U.S. Bank Trust Company, National Association, Indenture Trustee

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of DTE Electric Company, Servicer

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association, Indenture Trustee

35.1	Servicer Compliance Statement

(ii) Exhibits furnished herewith:

None.

(iii) Exhibits incorporated by reference:

3.1	Certificate of Formation of DTE Electric Securitization Funding II LLC, dated as of July 24, 2023 (Exhibit 3.1 to the Form SF-1 filed August 11, 2023, and incorporated herein by reference)

3.2
Amended and Restated Limited Liability Company Agreement, dated as of October 17, 2023, of DTE Electric Securitization Funding II LLC (Exhibit 3.2 to the Form 8-K filed October 20, 2023, and incorporated herein by reference)

4.1
Indenture by and among DTE Electric Securitization Funding II LLC and U.S. Bank Trust Company, National Association as a securities intermediary and an account bank, dated as of November 1, 2023 (Exhibit 4.1 to the Form 8-K filed November 1, 2023, and incorporated herein by reference)

4.2
Series Supplement by and among DTE Electric Securitization Funding II LLC, U.S. Bank Trust Company, National Association as the Indenture Trustee and U.S. Bank National Association as a securities intermediary and an account bank, dated as of November 1, 2023 (Exhibit 4.2 to the Form 8-K filed November 1, 2023, and incorporated herein by reference)

10.1
Securitization Property Servicing Agreement between DTE Electric Securitization Funding II LLC and DTE Electric Company, as Servicer, dated as of November 1, 2023 (Exhibit 10.1 to the Form 8-K filed November 1, 2023, and incorporated herein by reference)

10.2
Securitization Property Purchase and Sale Agreement between DTE Electric Securitization Funding II LLC and DTE Electric Company, as Seller, dated as of November 1, 2023 (Exhibit 10.2 to the Form 8-K filed November 1, 2023, and incorporated herein by reference)

10.3
Administration Agreement between DTE Electric Securitization Funding II LLC and DTE Electric Company, as Administrator, dated as of November 1, 2023 (Exhibit 10.3 to the Form 8-K filed November 1, 2023, and incorporated herein by reference)

10.4
Intercreditor Agreement by and among DTE Electric Company, DTE Electric Securitization Funding I LLC, DTE Electric Securitization Funding II LLC, The Bank of New York Mellon and U.S. Bank Trust Company, National Association, dated as of November 1, 2023 (Exhibit 10.4 to the Form 8-K filed November 1, 2023, and incorporated herein by reference)

Item 16. Form 10-K Summary
None.

Item 1112(b). Significant Obligors of Pool Assets
None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivative Instruments
None.

Item 1115(b). Certain Derivative Instruments
None.

Item 1117. Legal Proceedings
U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Item 1119. Affiliations and Certain Relationships and Related Transactions
DTE Electric Securitization Funding II LLC is a wholly-owned subsidiary of DTE Electric Company, which is the depositor, sponsor, and servicer.

Item 1122. Compliance with Applicable Servicing Criteria
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

Item 1123. Servicer Compliance Statement
See Exhibit 35.1 of this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Securitization Funding II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC SECURITIZATION FUNDING II LLC
(Issuing Entity)

By:	DTE ELECTRIC COMPANY, as Servicer

/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
Date: March 20, 2024

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No such annual report, proxy statement, form of proxy or other soliciting material has been sent to registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.