Form 10-K
period 2024-12-31
DTE Electric Securitization Funding II LLC
filed 2025-03-19
CIK 1988880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-273931-01
Central Index Key Number of Issuing Entity: 0001988880
DTE Electric Securitization Funding II LLC

Commission File Number of Depositor and Sponsor: 1-2198
Central Index Key Number of Depositor and Sponsor: 0000028385
DTE Electric Company

Delaware	93-2580132
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
One Energy Plaza, Detroit, Michigan 48226-1221	313-235-4000
(Registrants address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the member's equity held by non-affiliates of the Registrant as of June 30, 2024:	None

PricewaterhouseCoopers LLP	238	Detroit, Michigan
(Auditor Name)	(Firm ID)	(Auditor Location)
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

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of DTE Electric Securitization Funding II LLC as of December 31, 2024:

Name	Age	Present Position Held Since
David S. Ruud	58
President and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Executive Vice President and Chief Financial Officer of DTE Energy Company and DTE Electric Company		5/2020 to Present(1)
Mark C. Rolling	57
Treasurer and Manager of DTE Electric Securitization Funding II LLC		8/2024 to Present
Senior Vice President – Finance and Treasurer of DTE Energy Company and DTE Electric Company		8/2024 to Present(1)
Timothy J. Lepczyk	42
Secretary and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Assistant Treasurer of DTE Energy Company and DTE Electric Company		8/2021 to Present(1)
Michelle A. Dreyer	53
Independent Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Managing Director, Global Restructuring and Independent Director of CSC Global		3/2022 to Present(2)
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
Code of Ethics
As a wholly-owned indirect subsidiary of DTE Energy Company, DTE Electric Securitization Funding II LLC, together with its managers and executive officers, is subject to DTE Energy Company’s Officer Code of Business Conduct and Ethics and its general standard of conduct, the DTE Energy Way. These policies, together with any waivers or amendments to these policies, can be found on the DTE Energy Company website, www.dteenergy.com/ethics. There were no waivers or amendments during 2024.

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
Date: March 19, 2025

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