Form 10-K
period 2025-12-31
DTE Electric Securitization Funding II LLC
filed 2026-03-18
CIK 1988880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the member's equity held by non-affiliates of the Registrant as of June 30, 2025:	None

PricewaterhouseCoopers LLP	238	Detroit, Michigan
(Auditor Name)	(Firm ID)	(Auditor Location)
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following are the managers and executive officers of DTE Electric Securitization Funding II LLC as of December 31, 2025:

Name	Age	Present Position Held Since
David S. Ruud	59
President and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Vice Chairman and Chief Financial Officer of DTE Energy Company and DTE Electric Company		5/2020 to Present(1)
Mark C. Rolling	58
Treasurer and Manager of DTE Electric Securitization Funding II LLC		8/2024 to Present
Senior Vice President – Finance and Treasurer of DTE Energy Company and DTE Electric Company		8/2024 to Present(1)
Timothy J. Lepczyk	43
Secretary and Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Assistant Treasurer of DTE Energy Company and DTE Electric Company		8/2021 to Present(1)
Michelle A. Dreyer	54
Independent Manager of DTE Electric Securitization Funding II LLC		11/2023 to Present
Managing Director, Global Restructuring and Independent Director of CSC Global		3/2022 to Present(2)
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
Code of Ethics
As a wholly-owned indirect subsidiary of DTE Energy Company, DTE Electric Securitization Funding II LLC, together with its managers and executive officers, is subject to DTE Energy Company’s Officer Code of Business Conduct and Ethics and its general standard of conduct, the DTE Energy Way. These policies, together with any waivers or amendments to these policies, can be found on the DTE Energy Company website, www.dteenergy.com/ethics. There were no waivers or amendments during 2025.

Item 11. Executive Compensation
Other than the annual independent manager fee of $3,700 paid to Corporation Service Company, DTE Electric Securitization Funding II, LLC does not pay any compensation to its managers or executive officers.

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
Date: March 18, 2026

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